Form 10QSB
period 2002-03-31
MAS ACQUISITION LI CORP
filed 2002-04-29
CIK 1103064

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - March 31, 2002

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

     As of March 31, 2002, the Registrant has outstanding 10,000 shares of Common Stock.








                 MAS Acquisition LI Corp.

                       Form 10-QSB

                    Quarterly Report

                     March 31, 2002


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements                                   Page
     Balance Sheet at March 31, 2002                         3
     Statements of Operations for the three months
        ended March 31, 2001 and 2002 and
        the period from inception (January 6, 1997)
        to March 31, 2002                                    4
     Statements of Cash Flows for the three months
        ended March 31, 2001 and 2002 and the period
        from inception (January 6, 1997)
        to March 31, 2002                                    5
     Notes to Unaudited Financial Statements                 6

(2) Management's Discussion and Analysis or
        Plan of Operation                                    8

PART II.OTHER INFORMATION                                    9

SIGNATURES                                                  10

                MAS Acquisition LI Corp.
               (A Development Stage Company)
                      Balance Sheet
                     March 31, 2002
                       (Unaudited)

Assets
Current assets:
  Total current assets                            $      -
                                                  ========


Liabilities and Stockholders' Equity

Current liabilities:
  Total current liabilities                       $      -

Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                            -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   10,000 shares issued and
   outstanding                                          10
   Paid in capital                                   2,501
   (Deficit) accumulated during the
    development stage                               (2,511)
                                                  --------
     Total liabilities and stockholders' equity   $      -
                                                  ========














Read the accompanying notes to the financial statements.

                              MAS Acquisition LI Corp.
                            (A Development Stage Company)
                               Statements of Operations
                                     (Unaudited)

                                        Three Months              Inception
                                       Ended March 31,        (January 6, 1997)
                                -----------------------------   to March 31,
                                    2001             2002            2002
                                ------------      -----------  ---------------
Revenue                         $        -        $       -       $       -

Costs and expenses:
 General and Administrative            300              300           2,511
                                ----------        ---------      ----------
   Net (loss)                   $     (300)       $    (300)      $  (2,511)
                                ==========        =========      ==========

Per share information:

 Weighted average number
 of common shares
 outstanding -
 basic and fully diluted            10,000           10,000          10,000
                                 =========        =========       =========

 (Loss) per share -
 basic and fully diluted         $    (.03)       $    (.03)      $    (.25)
                                 =========        =========       ==========

Read the accompanying notes to the financial statements.
4


                            MAS Acquisition LI Corp.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                  (Unaudited)

                                                   Three Months          Inception
                                                  Ended March 31,     (January 6, 1997)
                                               ------------------------       to
                                                  2001         2002    March 31,, 2002
                                               -----------  ----------- --------------
Cash Flows From Operating Activities:
Net cash provided by (used in)
  Operating activities                          $      -    $      -       $        -
                                                --------    ---------      ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                 -            -               -
                                                --------    ---------      ----------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                 -            -               -
                                                --------    ---------      ----------
Net increase (decrease) in cash and
  cash equivalents                                     -            -               -
                                                --------    ---------      ----------
Beginning cash and cash equivalents                    -            -               -
                                                --------    ---------      ----------
Ending cash and cash equivalents                $      -    $       -      $        -
                                                ========    =========      ==========



















Read the accompanying notes to the financial statements.

                        MAS Acquisition LI Corp.
                      (A Development Stage Company)
                  Notes to Unaudited Financial Statements
                              March 31, 2002

(1) Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2001 and for the two years then ended and the period from inception (January 6, 1997) to December 31, 2001, including notes thereto included in the Company's Form 10-KSB.

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

The Company's net operating loss carryforwards expire through 2022.

(4) Stockholders' Equity

On March 26, 2001 the Company affected a 1 for 825 reverse split of its $.001 par value common stock. All share and per share amounts have been retroactively restated to reflect this split. The Company's parent MAS Capital Corp. (MASC) repurchased all fractional shares for $5 making it the sole shareholder of the Company.

(5) Contingencies

Going concern

As reflected in the Company's financial statements at December 31, 2001, the Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein.

Results of Operations - Inception (January 6, 1997) through March 31, 2002.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of March 31, 2002.

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


Date: April 29, 2002

                           By: /s/ Aaron Tsai
                           ----------------------------------
                           Aaron Tsai
                           President, Chief Executive Officer
                           Treasurer and Director